Form 10-K
BMW Vehicle Owner Trust 2011-A
filed 2012-03-30
CIK 1529534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011 OR
[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number of issuing entity: 333-159922-03

BMW VEHICLE OWNER TRUST 2011-A

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-159922

BMW FS SECURITIES LLC
(Exact name of depositor as specified in its charter)

BMW FINANCIAL SERVICES NA, LLC
(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization of the issuing entity)	22-3784653 (I.R.S. Employer Identification No.)
c/o BMW Financial Services NA, LLC 300 Chestnut Ridge Road Woodcliff Lake, NJ 07677 (Address of principal executive offices of issuing entity)	07677 (Zip Code)
201-307-4000
(Depositor’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES [  ]NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES [  ]NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X]      NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ]     NO  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [  ]
Accelerated Filer  [  ]
Non-accelerated Filer (do not check if a smaller reporting company)  [X]
Smaller Reporting Company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] YES       [X] NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  [NOT APPLICABLE]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.[NOT APPLICABLE]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.[NOT APPLICABLE]

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  [NOT APPLICABLE]

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a)           Item 1, Business

(b)           Item 1A, Risk Factors

(c)           Item 2, Properties

(d)           Item 3, Legal Proceedings

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10%  or more of the asset pool held by BMW Vehicle Owner Trust 2011-A (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers—Financial Information).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of BMW Financial Services NA, LLC (the “Sponsor”), BMW FS Securities LLC (the “Depositor”), Citibank, N.A. (the “Indenture Trustee”) or the Issuing Entity that are or would be material to holders of the Notes or the Certificates.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(b)	Item 6, Selected Financial Data

(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(d)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk

(e)	Item 8, Financial Statements and Supplementary Data

(f)	Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(g)	Item 9A, Controls and Procedures

Item 9B. Other Information.

Not applicable

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 10, Directors, Executive Officers and Corporate Governance

(b)	Item 11, Executive Compensation

(c)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(d)	Item 13, Certain Relationships and Related Transactions, and Director Independence

(e)	Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Issuing Entity.  The Sponsor is also the servicer.  The Depositor is a wholly-owned subsidiary of the Sponsor and therefore, a wholly-owned subsidiary of the originator and the servicer.  Through its purchase of the Certificates, the Depositor has acquired a 100% ownership interest in the Issuing Entity; therefore, the Issuing Entity is an affiliated party of the Depositor and, indirectly of, the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Issuing Entity.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and certificates by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties mentioned in this Item.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Sponsor and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Indenture Trustee nor the Attestation Report provided by the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), in each case signed by an authorized officer of the Sponsor. The Compliance Statement is attached as exhibits to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

See Exhibit Index listed below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the date indicated.

Dated: March 28, 2012

BMW VEHICLE OWNER TRUST 2011-A
(Issuing Entity)
By: BMW Financial Services NA, LLC, solely as servicer
By: /s/ Joachim Hensel
Name: Joachim Hensel
Title: Vice President – Finance & CFO

EXHIBIT INDEX

Exhibits for BMW Vehicle Owner Trust 2011-A

1.1	Underwriting Agreement, dated September 14, 2011, among BMW Financial Services NA, LLC (“BMW FS”), Merrill Lynch, Pierce, Fenner & Smith Incorporated and BMW FS Securities LLC (the “Depositor”).*

3.1	Certificate of Formation of the Depositor, dated as of February 27, 2001 and filed with the secretary of state of Delaware on February 28, 2001.*

3.2	Limited Liability Agreement of the Depositor, in effect since May 1, 2001.*

4.1
Indenture, dated as of August 1, 2011, between BMW Vehicle Owner Trust 2011-A (the “Issuing Entity”) and Citibank, N.A., as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 to Form 8-K dated September 21, 2011, and filed by the registrant on September 21, 2011.**

10.1
Amended and Restated Trust Agreement, dated as of September 21, 2011, between the Depositor and Wilmington Trust, National Association, as owner trustee, incorporated by reference to Exhibit 10.1 to Form 8-K dated September 21, 2011, and filed by the registrant on September 21, 2011.**

10.2	Owner Trust Administration Agreement, dated as of August 1, 2011, among BMW FS, as owner trust administrator, the Issuing Entity and the Indenture Trustee.**

10.3
Sale and Servicing Agreement, dated as of August 1, 2011, among the Depositor, BMW FS, as seller, sponsor, servicer, owner trust administrator and custodian, the Issuing Entity and the Indenture Trustee.**

10.4	Receivables Purchase Agreement, dated as of August 1, 2011, between the Depositor and BMW FS.**

31.1	Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (BMW FS).

33.1	Management’s Assertion of Compliance with Regulation AB (BMW FS).

33.2	Indenture Trustee’s Assertion of Compliance with Regulation AB (Citibank, N.A.).

34.1	Report of Independent Registered Public Accounting Firm (J.H. Cohn LLP, on behalf of BMW FS).

34.2	Report of Independent Registered Public Accounting Firm (KMPG, on behalf of Citibank, N.A.).

35.1	Servicer Compliance Statement of BMW FS.

99.1	Servicer's Annual Statement of Compliance.

_____________
* Previously filed.
** A form of this exhibit was filed on September 16, 2011, immediately prior to the filing of the prospectus supplement and prospectus.